Form 10-K
GSAA Home Equity Trust 2006-S1
filed 2007-04-02
CIK 1383232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

           Commission file number of issuing entity: 333-132809-43

                           GSAA Home Equity Trust 2006-S1
          (Exact name of issuing entity as specified in its Charter)

                          GS Mortgage Securities Corp.
          (Exact name of depositor as specified in its Charter)

                        Goldman Sachs Mortgage Company
            (Exact name of sponsor as specified in its Charter)

                                                      REMIC I-A - 20-8239494
                                                      REMIC I-B - 20-8239520
                                                      REMIC I-C - 20-8239541
                                                      REMIC I-D - 20-8239567
                                                      Remic II-A -20-8239592
                    Delaware                          REMIC II-B- 35-2269873
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          85 Broad Street
          New York, New York                                    10004
(Address of principal executive offices                     (Zip Code
         of issuing entity)                               of issuing entity)

            Telephone number, including area code of issuing entity:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A.  Controls and Procedures.

     Not Applicable.

     ITEM 9A(T).  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     Additional Disclosure Item For Regulation AB

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB, Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     a) See Exhibit 33 and Exhibit 34.

     b) Material instances of noncompliance:

       Material Instances of Noncompliance by Wells Fargo Bank, National Association

       1122(d)(3)(i) - Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

       First American Real Estate Solutions of Texas, L.P. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with the servicing criterion set forth in Section 229.1122(d)(2)(vii)(B) of the CFR with respect to the Platform. Specifically, First American Real Estate Solutions of Texas, L.P. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

     Avelo Mortgage, L.L.C. has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period except as follows:
     Avelo Mortgage, L.L.C. assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of non-compliance with servicing criterion set forth in Item 1122(d)(2)(vii) of Regulation AB with respect to the Platform. Specifically, Avelo Mortgage, L.L.C. did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date, or as such other number of days as specified in the transaction agreements and reconciling items were not resolved within 90 days of their original identification or such other number of days as specified in the transaction agreements.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3)

             Exhibit 4 Pooling and Servicing Agreement dated as of December 1, 2006 among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer, Avelo Mortgage, L.L.C., as a servicer, National City Home Loan Services, Inc., as a servicer, Wells Fargo Bank, National Association, as master servicer,
             U.S. Bank National Association, as a custodian, and Deutsche
             Bank National Trust Company, as trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 12, 2007).

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.5 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.6 Avelo Mortgage, L.L.C.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.7 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.8 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report (Exhibit 33.1) for Year End December 31, 2006.

             Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.2) for Year End December 31, 2006.

             Exhibit 34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

             Exhibit 34.4 Attestation Report on Assessment of Compliance With Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.4) for Year End December 31, 2006.

             Exhibit 34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.5) for Year End December 31, 2006.

             Exhibit 34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Avelo Mortgage, L.L.C.'s Report (Exhibit 33.6) for Year End December 31, 2006.

             Exhibit 34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.7) for Year End December 31, 2006.

             Exhibit 34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report (Exhibit 33.8) for Year End December 31, 2006.

             Exhibit 35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.2 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.3 Avelo Mortgage, L.L.C.'s Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.






                               SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               By: GS Mortgage Securities Corp.,
                               as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President


     Date: March 30, 2007







     EXHIBIT INDEX

     Exhibit Document

       4 Pooling and Servicing Agreement dated as of December 1, 2006 among GS Mortgage Securities Corp., as depositor, Ocwen Loan Servicing, LLC, as a servicer, Avelo Mortgage, L.L.C., as a servicer, National City Home Loan Services, Inc., as a sevicer, Wells Fargo Bank, National Association, as master servicer, U.S. Bank National Association, as a custodian, and Deutsche Bank National Trust Company, as trustee (incorporated herein by reference from Exhibit
           4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 12, 2007).

      31   Section 302 Certification.

      33.1 Wells Fargo Bank, N.A.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Ocwen Loan Servicing, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 First American Real Estate Solutions of Texas, L.P.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.5 Regulus Group LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.6 Avelo Mortgage, L.L.C.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.7 U.S. Bank National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.8 Deutsche Bank National Trust Company's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, N.A.'s Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Ocwen Loan Servicing, LLC's Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance With Servicing Criteria for Assurant Inc.'s Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance With Servicing Criteria for First American Real Estate Solutions of Texas, L.P.'s Report (Exhibit 33.4) for Year End December 31, 2006.

      34.5 Attestation Report on Assessment of Compliance with Servicing Criteria for Regulus Group LLC's Report (Exhibit 33.5) for Year End December 31, 2006.

      34.6 Attestation Report on Assessment of Compliance with Servicing Criteria for Avelo Mortgage, L.L.C.'s Report (Exhibit 33.6) for Year End December 31, 2006.

      34.7 Attestation Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association's Report (Exhibit 33.7) for Year End December 31, 2006.

      34.8 Attestation Report on Assessment of Compliance with Servicing Criteria for Deutsche Bank National Trust Company's Report
          (Exhibit 33.8) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, N.A.'s Annual Statement of Compliance for Year End December 31, 2006.

      35.2 Ocwen Loan Servicing, LLC's Annual Statement of Compliance for Year End December 31, 2006.

      35.3 Avelo Mortgage, L.L.C.'s Annual Statement of Compliance for Year End December 31, 2006.