Form 10-K/A
period 2006-03-31
GSAA Home Equity Trust 2006-S1
filed 2008-05-21
CIK 1383232

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

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

                                                      REMIC I-A - 20-8239494
                                                      REMIC I-B - 20-8239520
                                                      REMIC I-C - 20-8239541
                                                      REMIC I-D - 20-8239567
                                                      Remic II-A -20-8239592
                    New York                          REMIC II-B- 35-2269873
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          c/o Deutsche Bank National Trust Company
          1761 East St. Andrew Place
          Santa Ana, California                                  92705
 (Address of principal executive offices                     (Zip Code
         of issuing entity)                               of issuing entity)

            Telephone number, including area code of issuing entity:
                               (714) 247-6000

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

       On or about March 11, 2008 Avelo Mortgage, L.L.C. provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Avelo Reports"). The Avelo Reports are attached as
       Exhibit 33.6 and Exhibit 34.6 respectively, to this report.

       Assurant, Inc. has complied, in all material respects, with the applicable servicing criteria as of and for the Reporting Period except as follows:

       Assurant, Inc. previously excluded the applicable servicing criteria
       Item 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting
       Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.

       On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33.3 and
       Exhibit 34.3, respectively, to this report.


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


                               By: GS Mortgage Securities Corp.,
                               as Depositor

                                      By:  /s/ Michelle Gill
                                           Michelle Gill
                                           Vice President
                                           (Senior Officer in Charge of
                                           Securitization of the Depositor)


     Date: May 21, 2008







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